Form 10KSB40
period 1996-12-31
TRANSITION AUTO FINANCE INC
filed 1998-09-04
CIK 946929

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                     FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NUMBER: 33-93492
                                               -----------

                            TRANSITION AUTO FINANCE, INC.
                  (Exact name of registrant as specified in charter)

                   TEXAS                             75-257965
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


 5422 ALPHA ROAD, SUITE 100, DALLAS, TEXAS             75240
 (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code          (972) 404-0042

             Securities registered pursuant to section 12(b) of the Act:

         Title of Class                Name of each exchange on which registered
           None                                     None
           ----                                     ----

             Securities registered pursuant to section 12(g) of the Act:
                                         None
                                         ----
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                        No   X
    -----                     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this
Form 10-KSB.   (X)

State issuer's revenues for its most recent fiscal year: $16,072
                                                        ---------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: None of the issuer's securities are, or have been, publicly traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 1998, the issuer had 1,000 shares of common stock outstanding.

                      Transitional Small Business Disclosure
                      Format (Check one):     Yes        No  X
                      Exhibit index appears on page
                                                       ------.

                                  TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE
-----------------------                                          ----
PART I                                                            3

  ITEM 1. DESCRIPTION OF BUSINESS                                 3
  ITEM 2. DESCRIPTION OF PROPERTY                                 3
  ITEM 3. LEGAL PROCEEDINGS                                       3
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                        4

PART II                                                           4

  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                             4
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION OR PLAN OF OPERATION                4
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             5
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                  5

PART III                                                          6

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT                                     6
  ITEM 10. EXECUTIVE COMPENSATION                                 7
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                  7
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         8
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                       9

                                        PART I

ITEM 1. DESCRIPTION OF BUSINESS

     As of December 17, 1996, fourteen days before the end of the period covered by this Report, the Company's offering (the "Offering") of Floating Rate Redeemable Asset-Backed Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 1996, the end of the period covered by this Report, (i) the Company had sold no Notes and (ii) the Company's operating assets consisted of ten leased vehicles and the lease contracts related thereto (the "Contributed Contracts"), which vehicles and lease contracts had been contributed to the Company by Transition Leasing Management, Inc. ("Transition Leasing"). The Company is a wholly-owned single purpose subsidiary of Transition Leasing and, with the proceeds of the Offering, will be engaged in the business of purchasing new or late model vehicles (the "Leased Vehicles") and concurrently therewith entering into leases (the "Contracts") of such vehicles to customers. Transition Leasing, the parent of the Company, contributed (i) three (3) of the Contributed Contracts and the related Leased Vehicles to the Company as of August 19, 1996 and (ii) the remaining seven (7) of the Contributed Contracts and related Leased Vehicles to the Company as of December 17, 1996, plus cash in the amount of the cash proceeds of each Contributed Contract subsequent to October 31, 1996. See, "Certain Relationships and Related Transactions." One Contributed Contract went in default, and the vehicle leased thereunder was wholesaled with the proceeds thereof paid to the Company.

     The Company was incorporated under the laws of the State of Texas on December 8, 1994. The Company is a subsidiary of Transition Leasing. As of the end of the period covered by this Report, the Company had no other subsidiaries.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 1996, the Company's principal executive offices were located within the offices of Transition Leasing at 5520 LBJ Freeway, Dallas, Texas 75240 and its telephone number was (214) 490-4788. In 1998, the Company moved its executive offices, together with Transition Leasing, to 5422 Alpha Rd., Suite 100, Dallas, Texas 75240, and its telephone number is (972) 404-0042.

     As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees and its operations are conducted through Transition Leasing, which services the vehicle leases pursuant to which the Company leases and will lease vehicles.

ITEM 3. LEGAL PROCEEDINGS

     On May 17, 1996, Ronald Craig ("Craig"), a 1/3 shareholder and one of the original officers and directors of Transition Leasing, brought a suit (the "Craig Litigation")in the 14th District Court of Texas, individually and derivatively on behalf of Transition Leasing, against Transition Leasing, the Company and other defendants, challenging, among other things, two transfers to Prime Choice Incorporated ("Prime Choice"). Prime Choice, an affiliate of the Company, was engaged in the automobile leasing business and was owned by Kenneth C. Lowe (one of the defendants, a 1/3 shareholder, director and an officer of Transition Leasing and a director and officer of the Company), and another person who was then a 1/3 shareholder, director, and officer of Transition Leasing. One challenged transfer was of all the stock of the Company. The other challenged transfer was of automobile leasing contracts, including the Contributed Contracts, acquired by Transition Leasing with financing from Gibson Merchandising Group, Inc. ("Gibson Merchandising"), a company controlled by defendant Richard Gibson ("Gibson"), which were assigned first to Gibson Merchandising in cancellation of the financing debt and then to Prime Choice in exchange for stock of Prime Choice. The suit alleged mainly that the transfers were for inadequate consideration, in breach of fiduciary duty and without adequate notice to Craig. The suit sought an injunction against the transfers; a receiver for the Contributed Contracts, the stock of the Company, and other former assets of Transition Leasing that had been transferred; damages and other relief. The court appointed a receiver and then terminated the receiver conditioned on reversal of the challenged transfers and payment of Craig's attorneys' fees by Transition Leasing. The parties entered into an agreement, dated as of July 10, 1996 agreeing to these terms and carried out the reversal. As a result, all of the Company's stock and the Contributed Contracts have been returned to Transition Leasing and Transition Leasing's debt to Gibson Merchandising has been acknowledged. See "Certain Relationships and Related Transactions."

     The remainder of the Craig Litigation was settled in 1997. Pursuant to a Compromise Settlement Agreement and Release (the "Settlement Agreement") relating to the litigation, Transition Leasing agreed (i) to pay Craig $20,000 by cashier's check promptly after execution of the Settlement Agreement and (ii) to deliver to Craig a promissory note (the "Craig Note") in the principal amount of $80,000, payable in monthly installments of $5,000 per month for sixteen (16) months. Craig agreed to transfer his stock in Transition Leasing to Transition Leasing. Transition Leasing advised the Company that it entered into the Settlement Agreement to obtain Craig's stock in Transition Leasing and to avoid the additional expenses of protracted litigation if the litigation has not been settled and not because it believed that Craig's claims had merit. The Company is not required to make any payments pursuant to the Settlement Agreement.

     Except as set forth in the foregoing paragraph, the Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 1996.

                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market for Common Stock

     There is no market for the Company's common stock (the "Common Stock"). All shares of the Common Stock are owned by Transition Leasing. No cash dividends have ever been declared with respect to the Common Stock.


   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION


General

     As of the date of this Report, the Company has had no operating history. The net proceeds of the Offering (excluding a loan loss reserve of 3% of the gross offering proceeds (the "Reserve")) will be employed to purchase Leased Vehicles and Contracts. While the Notes remain outstanding, the Company will be prohibited from engaging in any business other than the purchase or other acquisition of leased vehicles and contracts, collection and servicing of the Contracts (including possession and resale of the leased vehicles) and the remarketing of the Leased Vehicles upon termination of the Contracts, and from incurring any additional indebtedness other than expenses allowed under the terms of the Trust Indenture pursuant to which the Notes are issued (the "Allowed Expenses") and any other amounts incurred in the ordinary course of its business.

     The Company's use of the net collection proceeds from the contracts will be restricted to payments on the Notes and, so long as there is no event of default, to payments of Allowed Expenses and, until the date on which the Company is obligated, under the terms of the Trust Indenture, to deliver all proceeds from the contracts to a sinking fund for payment of the Notes (the "Sinking Fund Trigger Date"), to the purchase or acquisition of additional eligible Contracts.

Capital Resources and Liquidity

     The Company's primary sources of funds for repayment of the Notes will be proceeds from the contracts, any income on the reinvestment of such proceeds, any proceeds from sale or refinancing of the remaining contracts at the maturity of the Notes and the Reserve. The Company does not have, nor is it expected to have in the future, any significant source of capital for payment of the Notes and the expenses incurred by it other than such sources. Payment of the principal or interest on the Notes is not guaranteed by any other person or entity. Although management of the Company believes that the Company will realize sufficient proceeds from the foregoing sources to pay all installments of interest when due on the Notes and to satisfy the principal amount of the Notes in full prior to or at maturity, there can be no assurance that such sources will be sufficient to repay the Notes in full.

     The foregoing paragraph contains forward-looking information that is based on a number of assumptions. These assumptions include certain risks and uncertainties. A principal risk is that the Company has had no operations to date, and Transition Leasing, the Company's parent, which is responsible for the acquisition and servicing of the Company's Contracts, has limited operating history to date upon which to base these assumptions. A variation in any single assumption could materially alter the ability of the Company to cover the Allowed Expenses and pay all principal and interest due on the Notes. There is no assurance that these assumptions, including, without limitation, an expected implicit interest rate of 18% per annum with respect to the Contracts, will be achieved. Accordingly, the ability of the Company to cover the Allowed Expenses and pay all principal and interest on the Notes may differ materially from this forward-looking information due to such risks and uncertainties.

   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements of the Company are included beginning immediately following the index to the consolidated financial statements.


   INDEX TO FINANCIAL STATEMENTS

                                                            PAGE


   Report of Independent Certified Public Accountants        F-1

   Balance Sheets at December 31, 1996                       F-2

   Statements of Operations for the Four Months
   ended December 31, 1996                                   F-4

   Statement of Stockholders' Equity for the Four Months
   ended December 31, 1996                                   F-5

   Statements of Cash Flows for the Four Months
   ended December 31, 1996                                   F-6

   Notes to Financial Statements                             F-7

   All schedules have been omitted because they are not applicable or not required, because the information is shown in the consolidated financial statements or the notes thereto, or because the information is immaterial.


   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

   In 1997, the Company dismissed Lane Gorman Trubitt, L.L.P. ("LGT"), certified public accountants, as the Company's independent auditor and selected Sprouse & Winn, L.L.P., to audit and report on the Company's financial statements for the four months ended December 31, 1996, which date is the end of the Company's fiscal year. See Item 7. "Financial Statements and Supplementary Data."

   The board of directors has approved the change of auditors.

   The report of LGT on the Company's financial statements, consisting of consolidated balance sheets as of December 1995 and 1994, and August 31, 1996 and the related statements of operations, statements of owners' equity, and cash flows for each of the two years in the period ended December 31, 1995, and for the eight months ended August 31, 1996, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

   There were no disagreements with LGT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to LGT's satisfaction, would have caused LGT to make reference to the subject matter of the disagreements in connection with its report.

   No consultations occurred between the Company and Sprouse & Winn, L.L.P. regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

                                       PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

   The following table sets forth information concerning the directors and executive officers of the Company and their age and position with the Company. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

          The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 1996 are set forth below:

          Gregory R. Grazioli, age 45, has served as Vice President-General Manager of Prime Choice since October 1995. Mr. Grazioli served as President of the Company and a director of the Company from October 1995 until July 1996.
Mr. Grazioli has served as Director of Independent Leasing of Transition Leasing and the Company since July 1996. Mr. Grazioli was Vice President/General Manager of Superior Leasing, a division of VanTuyl Enterprises, in Richardson, Texas, from October 1993 to September 1995. Mr. Grazioli also serves on the Board for the National Vehicle Leasing Association, Texas Chapter, as Treasurer from June 1994 to present. Mr. Grazioli has held various positions in the last 20 years of his experience in dealerships from General Sales Manager to Used Car Manager. Mr. Grazioli was credit manager and sales trainer for Autoflex Leasing from June 1992 to October 1993. From August 1991 to June 1992, Mr. Grazioli was lease manager for Bankston Nissan, Irving, Texas.

          Ken Lowe, age 61, has served as President and Secretary and a director of Prime Choice since April 1995 and as a director and the Chief Financial Officer and Secretary of the Company since December 1994 and as President of the Company since August 1996. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

          Robert P. Kyker, age 45, has served as Vice President Sales and Marketing for Transition Leasing and the Company since July 1996. From 1982 Mr. Kyker has been the owner of R&D Sales & Leasing, which is engaged in the sale and leasing of automobiles, includes sales and leases to people with non-prime credit ratings. Mr. Kyker will assist the Company and Transition Leasing in developing business with independent automobile dealers. Mr. Kyker has a Masters of Education from Abilene Christian University.

          Neither the directors nor the executive officers anticipate receipt of any compensation to be paid directly by the Company, other than reimbursement of their reasonable Allowed Expenses incurred on behalf of the Company, prior to satisfaction in full of the Notes.

          There are no family relationships among the directors and any of the executive officers of the Company. Except as disclosed above, the Company's directors do not hold any directorship in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment Company under the Investment Company Act of 1940, as amended. Except for the officers set forth above, there are no employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

     The executive officers and sole director of the Company receive no
compensation, cash or otherwise, from the Company.   The executive officers and
sole director of the Company are employed by Transition Leasing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth information, as of July 31, 1996, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except AS otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.


                                                                      Amount and Nature of Beneficial Ownership (1)
----------------------------------------------------------------------------------------------------------------------------
 NAME OF DIRECTOR OR EXECUTIVE
 OFFICER OR NAME AND ADDRESS OF                              NUMBER OF SHARES                        PERCENTAGE OF CLASS
 BENEFICIAL OWNER                                                                                        OUTSTANDING
----------------------------------------------------------------------------------------------------------------------------
 Transition Leasing Management,                                 1,000 (2)                                   100%
 Inc.
 5422 Alpha Road
 Suite 100
 Dallas, Texas 75240
                                                                    0
 Gregory R. Grazioli                                                   0 (2) (3)
 Kenneth C. Lowe                                                    0
 Byron Dobbs                                                        0
 Robert Kyker                                                          0 (2) (3)
 All current executive officers and
 directors as a group (4 persons)
----------------------------------------------------------------------------------------------------------------------------


(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

(2) The directors of Transition Leasing could be deemed to share voting and investment powers over the shares of Common Stock owned of record by Transition Leasing. The sole director of Transition Leasing is Ken Lowe. Mr. Lowe owns 33.3% of Transition Leasing's capital stock. Pursuant to an agreement with Gibson Merchandising Group, Inc. ("Gibson Merchandising") and Richard Gibson ("Gibson"), the principal shareholder and president of Gibson Merchandising, Transition Leasing has issued preferred stock to them such that Gibson Merchandising and Gibson own in the aggregate 50% of Transition Leasing's capital stock, Ken Lowe owns 16.7% of Transition Leasing's capital stock, and Richard Gibson has been elected to the Board of Directors of Transition Leasing. See "Certain Relationships and Related Transactions." Gibson, age 59, has been the Chairman and Chief Executive Officer of Gibson Merchandising since 1980. Gibson is also a member of the Board of Trustees of Harding College located in Search, Arkansas.

(3) This amount excludes shares of Common Stock owned directly by Transition Leasing. Mr. Lowe owns 33.3% of the common stock of Transition Leasing and serves as a director of Transition Leasing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transition Leasing owns l00% of the Company's Common Stock. The officers of the Company (except for Mr. Lowe) are also vice presidents of Prime Choice and Transition Leasing. Mr. Lowe is President and Secretary and a director of Prime Choice and Transition Leasing and a director and the President, Chief Financial Officer and Secretary of the Company. These officers will devote so much of their time to the business of the Company as, in their judgment, is reasonably required. The Company, Prime Choice and Transition Leasing have real and ongoing conflicts of interest in allocating management time, services, overhead and functions among the Company, Prime Choice and Transition Leasing. Management of Prime Choice and Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to the Company, particularly in light of the fact that the Company is presently the only subsidiary of Transition Leasing. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as the Company or that any particular conflict may be resolved in a manner that adversely affects Noteholders. Neither Prime Choice nor Transition Leasing has guaranteed or is otherwise liable for the debts and liabilities of the Company. Transition Leasing has agreed to contribute the Contributed Contracts to the Company. In addition, Transition Leasing has agreed to purchase certain contracts from the Company, including the contracts which were the Defaulted contracts.

      The terms of the agreement (the "Servicing Agreement") pursuant to which Transition Leasing provides lease purchasing, administration and collection services were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to the Servicing Agreement The Company did not and does not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to the Company. Under the terms of the Servicing Agreement, Transition Leasing will be paid a servicing fees and a releasing fee and be entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of leased vehicles out of the proceeds from such resales. Transition Leasing will retain the fees as compensation and reimbursement for its services in administering the purchase of contracts and Noteholder relations. The Company may terminate the Servicing Agreement, but it is unlikely that the Company will do so in light of the control of the Company by Leasing.

      The terms of the existing Prime Choice contracts that may be purchased by the Company from Prime Choice have not been negotiated at arm's length but have been determined unilaterally by the management of Prime Choice. Prime Choice may use certain funds received from the Company to purchase the Prime Choice contracts, which will use such funds to make payments with respect to the principal of and interest on a line of credit facility provided by a financial institution.

      In addition, the terms of the new contracts to be purchased or acquired by the Company that are originated by Transition Leasing will not be negotiated at arm's-length but will be determined unilaterally by Transition Leasing. With respect to such new contracts originated by Transition Leasing, Transition Leasing will receive 57.5% of each customer's down payment with respect to the Contract as a Marketing Fee.

      In May 1995, Prime Choice acquired all of the issued and outstanding common stock of the Company from Transition Leasing for $1,000. Mr. Lowe, a shareholder, director and officer of Prime Choice, is a shareholder and officer of Transition Leasing. Initially, the Contributed Contracts were owned by Transition Leasing. In March 1996, Transition Leasing agreed to transfer the Contributed Contracts to Gibson Merchandising in exchange for the cancellation of a loan in the principal amount of $350,000 by Gibson Merchandising to Transition Leasing in connection with the acquisition of such Contributed Contracts. In March 1996, Gibson Merchandising agreed to transfer the Contributed Contracts to Prime Choice in exchange for certain shares of capital stock of Prime Choice. As a result of certain litigation, Prime Choice has transferred all of the issued and outstanding common stock of the Company to Transition Leasing and the agreement by Transition Leasing to transfer the Contributed Contracts to Gibson was rescinded. See "Litigation."

      In August 1996, Gibson made an unsecured loan in the principal amount of $50,000 to Transition Leasing pursuant to a convertible note. In August 1996, Transition Leasing executed a new convertible note to Gibson Merchandising in the principal amount of $350,000 in consideration for Gibson Merchandising waiving certain defaults by Transition Leasing with respect to its previous loan to Transition Leasing and forgiving past due interest with respect thereto. The new note to Gibson Merchandising was collateralized by all of the assets of Transition Leasing, including the Contributed Contracts. The notes (collectively, the "Gibson Notes") issued to Gibson Merchandising and to Gibson bear interest at the annual rate of 10% and are due on August 1, 1997.

      The Gibson Notes automatically converted into 666 shares and 333 shares respectively, of Transition Leasing's Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") upon the filing with the Commission of Amendment No.2 to the Registration Statement relating to the Offering. Transition Leasing, which has 999 shares of common stock, par value $.0 1 per share, outstanding, has the right to redeem from funds legally available for such purpose, up to 666 shares of the Preferred Stock at a per share price of $1,126.13. Transition Leasing has agreed with Gibson not to redeem his shares of Preferred Stock without his consent. At the time when Transition Leasing has redeemed 666 shares of Preferred Stock, each remaining share of Preferred Stock shall automatically convert to one share of Transition Leasing common stock. The holders of the Preferred Stock have the right to nominate and elect one director to the Transition Leasing Board of Directors. As of August 19, 1996, pursuant to the terms of the Notes, the Notes automatically converted into 999 shares of Preferred Stock, which represented 50% of the capital stock of Transition Leasing upon the filing of Amendment No.2 to the Registration Statement with the Commission, and Gibson, the President and principal shareholder of Gibson Merchandising, was elected as a director of Transition Leasing. See "Security Ownership of Certain Beneficial Owners and Management."

      Upon the automatic conversion of the Gibson Note held by Gibson Merchandising to Preferred Stock as described above, the security interest of Gibson Merchandising in the assets of Transition Leasing, including the Contributed Contracts, terminated. Simultaneously with such conversion and termination of the security interest in the Contributed Contracts, Transition Leasing transferred the three (3) initial Contributed Contracts to the Company pursuant to the Contribution Agreement.

      Transition Leasing does not currently provide purchase and collection services for any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service contracts for itself, its affiliates and other unrelated parties. The Company has the right to purchase additional contracts originated by Transition Leasing from the net collection proceeds on its existing contracts until an Event of Default or the Sinking Fund Trigger Date. Management of Transition Leasing will have real and ongoing conflicts of interest in determining whether to make available to the Company any automobile lease contracts that it originates or to retain or acquire the contracts for its own benefit or for the benefit of affiliated parties, including future subsidiaries to be engaged in the same business as the Company. Transition Leasing has determined that all automobile lease contracts purchased or originated by it that satisfy the Company's contract criteria will be made available to the Company, to the extent that the Company has funds available for such purchases.

      The Company will use up to 1.5% of the gross proceeds from the sale of the Notes to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it. The maximum reimbursement will range from $11,250 for the minimum offering of $750,000 to $150,000 for the maximum offering of $10,000,000. Transition Leasing has agreed to pay any such expenses to the extent they exceed 1.5% of the gross proceeds from the sale of the Notes. It is expected that such expenses will exceed 1.5% of the gross proceeds from the sale of the Notes, even if the maximum offering is achieved.

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) 1. FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Form 10-KSB:

  The Index to Consolidated Financial Statements is set out in Item 7 herein.

      The following exhibits are filed as exhibits to this report on Form 10-KSB:

         3.1*    -   Articles of Incorporation of Transition Auto Finance Inc.

         3.2*    -   Bylaws of Transition Auto Finance Inc.




         4.1**   -   Form of Indenture between Transition Auto Finance Inc. and
                     Texas Commerce Bank National Association, as Trustee

         4.2**   -   Form of Floating Rate Secured Note Due __________,1999
                     (included in Article Two of Indenture filed as Exhibit 4.1)

         10.1**  -   Form of Master Contract Purchase Agreement between Y&L Auto
                     Leasing, Inc. and Transition Auto Finance Inc.

         10.2**  -   Form of Servicing Agreement between Y&L Auto Leasing, Inc.
                     and Transition Auto Finance Inc.

         10.3**  -   Form of Tax Sharing Agreement by and between Y&L Auto
                     Leasing and Transition Auto Finance Inc.

         10.4**  -   Form of Custodial Agreement between Transition Auto
                     Finance, Inc. and Texas Commerce Bank National Association

         10.5**  -   Contribution Agreement between Transition Leasing
                     Management, Inc. and Transition Auto Finance, Inc.

         27.1 ***-   Financial Data Schedules

-----------------------------------------

   * Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-93492-D filed June 15, 1995.

   ** Incorporated by reference from Amendment No. 4 to Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-93492-D filed December 16, 1996.

   ***  Filed electronically herewith.


b)   REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of 1996.


                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                (Registrant) TRANSITION LEASING MANAGEMENT, INC.
                             ------------------------------------------
                         By  /s/ Kenneth C. Lowe
                             -------------------
                             Kenneth C. Lowe, President/ Chief Operating Officer
                       Date  September 3, 1998
                             ------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By  /s/ Kenneth C. Lowe
                             -------------------
                             Kenneth C. Lowe, Chief Financial Officer
                       Date  September 3, 1998
                             ------------------------------------------


                         By  /s/ Kenneth C. Lowe
                             -------------------
                             Kenneth C. Lowe, Director
                       Date  September 3, 1998
                             ------------------------------------------

Board of Directors
Transition Auto Finance, Inc.



                             INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Transition Auto Finance, Inc. (the Company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the period September 1, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of their operations and their cash flows for the four months then ended in conformity with generally accepted accounting principles.


                                                  SPROUSE & WINN, L.L.P.


August 31, 1998

                            TRANSITION AUTO FINANCE, INC.

                                    BALANCE SHEET

                                  DECEMBER 31, 1996


                                        ASSETS

     CURRENT ASSETS                                                    $    110
                                                                       --------
       Cash

     PROPERTY COST
       Vehicles leased                                                  199,304
       Less accumulated depreciation                                    (60,418)
                                                                       --------
           Net Property                                                 138,886
                                                                       --------

     OTHER ASSETS
       Debt pre-issuance costs                                          151,105
                                                                       --------

     TOTAL ASSETS                                                      $290,101
                                                                       --------
                                                                       --------
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     OTHER LIABILITIES
       Due to parent                                                   $135,866
       Deferred revenue                                                  11,098
                                                                       --------
           Total Other Liabilities                                      146,964
                                                                       --------

     COMMITMENTS

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value, 1,000,000 shares authorized;
                                                                             10


       999 shares issued and outstanding
     Additional paid-in capital                                         143,596
     Retained earnings (deficit)                                           (469)
                                                                       --------
           Total Stockholders' Equity                                   143,137
                                                                       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $290,101
                                                                       --------
                                                                       --------

                 SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                            TRANSITION AUTO FINANCE, INC.

                              STATEMENT OF OPERATIONS

                     FOR THE FOUR MONTHS ENDED DECEMBER 31, 1996


          REVENUES

            Vehicle monthly lease payments                           $ 13,334
            Amortization of down payments                               2,738
                                                                     --------

               Total Revenues                                          16,072

          OPERATING EXPENSES

            Operating costs                                            32,588
            Depreciation and amortization                               6,512
                                                                     --------

               Total Expenses                                          39,100


          Operating Loss                                              (23,028)

          Provision for Federal Income Taxes                              -0-

          Net Loss                                                   $(23,028)
                                                                     --------












                 SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                            TRANSITION AUTO FINANCE, INC.

                          STATEMENT OF STOCKHOLDERS' EQUITY

                         FOUR MONTHS ENDED DECEMBER 31, 1996


                                                                                              RETAINED                 TOTAL
                                                                         ADDITIONAL           EARNINGS             STOCKHOLDERS'
                                          COMMON STOCK                  PAID-IN STOCK        (DEFICIT)                EQUITY
                               ------------------------------------    ---------------      -----------          -----------------


                                   SHARES               AMOUNT
                                   ------               ------
Balance at August 31, 1996           999                 $10               $ 21,514            $22,559                $ 44,083


Contributed vehicles                 -0-                 -0-                122,082                -0-                 122,082

Net loss                             -0-                 -0-                    -0-            (23,028)                (23,028)
                                    ----                ----               --------            -------                --------

Balance at December 31, 1996         999                 $10               $143,596            $  (469)               $143,137
                                    ----                ----               --------            -------                --------

                 SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                            TRANSITION AUTO FINANCE, INC.


                               STATEMENT OF CASH FLOWS


FOUR MONTHS ENDED DECEMBER 31, 1996


          CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                                 $(23,028)
          Adjustments to reconcile net to net cash provided
                      by operating activities
            Depreciation and amortization                               6,512
            Amortization of deferred revenue                           (2,738)
            (Gain) loss on sale of vehicles                            19,164
            NET CASH PROVIDED BY OPERATING ACTIVITIES                     (90)
                                                                     --------

          CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of fixed assets
            Proceeds from vehicle sales
          NET CASH (USED) BY INVESTING ACTIVITIES


          CASH FLOWS FROM FINANCING ACTIVITIES
            Due to parent                                                (800)
                                                                     --------

          NET INCREASE (DECREASE) IN CASH                                (890)

          CASH AND CASH EQUIVALENTS, beginning of period                1,000
                                                                     --------



          CASH AND CASH EQUIVALENTS, end of period                   $    110
                                                                     --------
                                                                     --------

          CASH PAID DURING THE YEAR FOR
            Interest                                                 $    -0-
                                                                     --------
                                                                     --------
            Income taxes                                             $    -0-
                                                                     --------
                                                                     --------

          NON-CASH ACTIVITIES:

          Debt pre-issuance costs of $151,105 were paid by parent company, resulting in a due to parent liability

          Vehicles with a net book value of $122,082 were contributed as of October 31, 1996.




                 SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                            TRANSITION AUTO FINANCE, INC.

                            NOTES TO FINANCIAL STATEMENTS


                                  DECEMBER 31, 1996


NOTE 1:   BUSINESS ACTIVITY

          The Company was established to purchase motor vehicles and automobile lease contracts, collect and service automobile lease contracts and remarket motor vehicles upon termination of their leases. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows. Transition Leasing Management, Inc. (TLMI) owns 100% of the Company's common stock.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS

          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          REVENUE

          The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-two months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

          The down payments are recognized as income over the term of the leases on a straight-line basis.

          EQUIPMENT AND LEASED VEHICLES

          Equipment and leased vehicles are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. For equipment service lives range from three to five years. For leased vehicles, depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-two months.

                            TRANSITION AUTO FINANCE, INC.

                            NOTES TO FINANCIAL STATEMENTS


                                     (Continued)

                                  DECEMBER 31, 1996


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (CONTINUED)

          The Company adopted Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There has been no impairment recorded in the current year financial statements.

          OTHER ASSETS

          Other assets include debt pre-issuance costs incurred in connection with the Company's offering of securities by Registration
          No. 33-393492-D filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis over the term of the debt securities which mature on December 31, 2000.

          DEFERRED REVENUE

          Deferred revenue consists of down payments made by leasees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-two months.

          Fair Value of Financial Instruments

          Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

          USE OF ESTIMATES

          In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                            TRANSITION AUTO FINANCE, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Continued)

                                  DECEMBER 31, 1996


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (CONTINUED)

          Concentration of Credit Risk

          At present all of the lessees are residents of the Dallas Fort Worth Metroplex.

NOTE 3:   INCOME TAXES

          The Company is a corporation subject to federal and state income taxes. The Company and its parent intends to file a consolidated tax return. Each company in the consolidated group determines its taxable income or loss, on a separate company basis, and the consolidated tax liability is allocated to each company with taxable income in proportion to the total of the taxable income amounts. To date, the Company has had no federal taxable income. Also, under a tax allocation agreement signed by TLMI and the Company, TLMI has agreed to pay all federal income tax liability of the affiliated group as it becomes due and payable. If TLMI fails to make such payments, the Company would be responsible for making such payments.

          The Company has a net loss carryforward (NOL) of approximately $400. The Company's NOL carryforward expires on December 31, 2011.

NOTE 4:   RELATED PARTIES

          The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 15% of the down payment with respect to a new contract following repossession of a leased vehicle.


NOTE 5:   SUBSEQUENT EVENT

          The Company issued $2,883,000 of floating rate redeemable asset-backed notes (Investor Notes) during 1997. These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933.

          The Investor Notes bear interest at the initial interest rate of 12%, but are subject to adjustment. Interest is payable quarterly on the 15th day of each month.

                            TRANSITION AUTO FINANCE, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Continued)

                                  DECEMBER 31, 1996


          The Investor Notes were issued at various times during 1997, however the maturity date for all of the Investor Notes is December 31, 2000. The Investor Notes are collateralized by the following:

               _____________________________________   Automobile contracts for
                            the leasing of new or late model automobiles.
               _____________________________________   The leased vehicles.

          The following table represents Investor Notes outstanding at December 31, 1997:

                Origination Date
                                      Number of Notes      Note Amount
                    April 1997                  84             $   934,000
                    May 1997                    25                 436,000
                    June 1997                   19                 173,000
                    July 1997                   14                 128,000
                    August 1997                 13                  75,000
                    September 1997              33                 352,000
                    October 1997                20                 156,000
                    November 1997               21                 212,000
                    December 1997               43                 417,000

                       Totals                  272              $2,883,000
                                               ---              ----------

                             EXHIBIT INDEX TO FORM 10KSB

                                          of

                            TRANSITION AUTO FINANCE, INC.


          3.1*     -   Articles of Incorporation of Transition Auto Finance Inc.

          3.2*     -   Bylaws of Transition Auto Finance Inc.

          4.1**    -   Form of Indenture between Transition Auto Finance Inc.
                       and Texas Commerce Bank National Association, as Trustee

          4.2**    -   Form of Floating Rate Secured Note Due __________,1999
                       (included in Article Two of Indenture filed as
                       Exhibit 4.1)

          10.1**   -   Form of Master Contract Purchase Agreement between Y&L
                       Auto Leasing, Inc. and Transition Auto Finance Inc.

          10.2**   -   Form of Servicing Agreement between Y&L Auto Leasing,
                       Inc. and Transition Auto Finance Inc.

          10.3**   -   Form of Tax Sharing Agreement by and between Y&L Auto
                       Leasing and Transition Auto Finance Inc.

          10.4**   -   Form of Custodial Agreement between Transition Auto
                       Finance, Inc. and Texas Commerce Bank National
                       Association

          10.5**   -   Contribution Agreement between Transition Leasing
                       Management, Inc.and Transition Auto Finance, Inc.

          27.1 *** -   Financial Data Schedules

-----------------------------------------

   * Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-93492-D filed June 15, 1995.

   ** Incorporated by reference from Amendment No. 4 to Registration Statement on Form SB-2 of Transition Auto Finance, Inc., Registration No. 33-93492-D filed December 16, 1996.

   ***    Filed electronically herewith.